Form 10-Q
period 2021-03-31
EQ Health Acquisition Corp.
filed 2021-06-24
CIK 1826729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of June 23, 2021, there were 21,999,960 shares of Class A common stock, $0.0001 par value, and 5,499,990 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EQ HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

MARCH 31, 2021

(UNAUDITED)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,332,004	$21,900
Prepaid expenses	22,171	—
Total Current Assets	1,354,175	21,900

Deferred offering costs	—	188,869
Marketable securities held in Trust Account	220,024,844	—
TOTAL ASSETS	$221,379,019	$210,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$110,653	$1,000
Accrued offering costs	50,000	135,769
Promissory note — related party	—	50,000
Total Current Liabilities	160,653	186,769

Warrant liability	8,699,986	—
Deferred underwriting fee payable	7,699,986	—
TOTAL LIABILITIES	16,560,625	186,769

Commitments and Contingencies

Class A common stock subject to possible redemption 19,981,838 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	199,818,384	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,018,122 and no shares issued and outstanding (excluding 19,981,838 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	202	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,499,990 shares issued and outstanding, at March 31, 2021 and December 31, 2020	550	550
Additional paid-in capital	—	24,450
Accumulated deficit	4,999,258	(1,000)
Total Stockholders’ Equity	5,000,010	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,379,019	$210,769

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$300,361
Loss from operations	(300,361)

Other income:
Interest earned on marketable securities held in Trust Account	13,625
Change in fair value of warrants	12,701,979
Transaction costs allocated to warrant liabilities	(794,263)
Loss on initial issuance of private warrants	(1,471,998)
Unrealized gain on marketable securities held in Trust Account	11,627
Other income, net	10,460,970

Income before provision for benefit from income taxes	10,160,609
(Provision for) benefit from income taxes	—
Net income	$10,160,609

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,739,152
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,302,125
Basic and diluted net loss per share, Non-redeemable common stock	$1.39

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	5,499,990	$550	$24,450	$(1,000)	$24,000

Sale of 21,999,960 Unit, net of underwriting discounts, initial fair value of public warrants, and offering expenses	21,999,960	2,200			194,631,585		194,633,785

Class A common stock subject to possible redemption	(19,981,838)	(1,998)	—	—	(194,656,035)	(5,160,351)	(199,818,384)

Net income	—	—	—	—	—	10,160,609	10,160,609

Balance – March 31, 2021	2,018,122	$202	5,499,990	$550	$—	$4,999,258	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$10,160,609
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(12,701,979)
Loss on initial issuance of private warrants	1,471,998
Interest earned on marketable securities held in Trust Account	(13,625)
Transaction costs allocated to warrant liabilities	794,263
Unrealized gain on marketable securities held in Trust Account	(11,627)
Changes in operating assets and liabilities:
Prepaid expenses	(22,171)
Accounts payable and accrued expenses	109,653
Net cash used in operating activities	(212,879)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(219,999,592)
Net cash used in investing activities	(219,999,592)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	215,599,607
Proceeds from sale of Private Warrants	6,399,992
Repayment of promissory note – related party	(90,000)
Proceeds from promissory note – related party	40,000
Payment of offering costs	(427,024)
Net cash provided by financing activities	221,522,575

Net Change in Cash	1,310,104
Cash – Beginning of period	21,900
Cash – End of period	$1,332,004

Non-Cash investing and financing activities:
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$50,000
Initial classification of common stock subject to possible redemption	$208,793,480
Change in value of common stock subject to possible redemption	$(8,975,096)
Deferred offering costs included in accrued offering costs	$7,699,986
Initial Classification of warrant liability	$21,401,965

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period September 2, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).

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
MARCH 31, 2021
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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1,332,004 in its operating bank accounts and working capital of $1,242,834 (excluding amounts payable for franchise and income taxes).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $150,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on February 2, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 6). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT AS OF FEBRUARY 2, 2021

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of February 2, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of February 2, 2021 (audited)
Warrant Liability	$—	$21,401,965	$21,401,965
Class A Common Stock Subject to Possible Redemption	208,793,480	(21,401,965)	187,391,515
Class A Common Stock	112	214	326
Additional Paid-in Capital	5,000,348	2,266,047	7,266,395
Accumulated Deficit	(1,000)	(2,266,261)	(2,267,261)

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 30, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public warrants were initially estimated using a Monte Carlo simulation approach. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The fair value of the Private Warrant were valued using a Modified Black Scholes Option Pricing Model.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,399,972 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$13,625
Unrealized gain (loss) on marketable securities held in Trust Account	11,627
Less: interest available to be withdrawn for payment of taxes	(25,252)
Net income attributable to Class A Common stock subject to possible redemption	$—
Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	18,739,152
Basic and diluted net income per share, Class A Common stock subject to possible redemption	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$10,160,609
Add: Net income attributable to Class A Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$10,160,609
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,302,125
Basic and diluted net loss per share, Non-redeemable common stock	$1.39

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 5.	PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,399,992 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,399,992 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.23 per share of the Private Placement warrants (see Note 10) and the purchase of $1.00 per share, the Company recorded a charge of $1.5 million as of the date of the Private Placement which is included in the Change in fair value of derivative liability in the statement of operations for the three months ended March 31, 2021.

NOTE 6.	RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company agreed, commencing on January 28, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2021, the Company incurred and paid $20,000 of such fees.

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

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7.	COMMITMENTS

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

NOTE 8.	STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 2,018,122 shares of Class A common stock issued and outstanding, excluding 19,981,838 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,499,990 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 9.	WARRANTS

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
MARCH 31, 2021
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

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 10.	FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $220,024,844 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$220,024,844

Liabilities:
Warrant Liability – Public Warrants	1	5,499,990
Warrant Liability – Private Placement Warrants	3	3,199,996

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following assumptions were used to determine the Level 3 fair value measurements:

	March 31, 2021	February 2, 2021
Risk-free interest rate	1.14%	0.62%
Time to expiration, in Years	5.92	6.00
Expected volatility	9.4%	14.0 -23.0%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Stock Price	$9.68	$10.00

EQ HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement (1)	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 2, 2021	7,871,990	13,529,975	21,401,965
Change in valuation inputs or other assumptions	(4,671,994)	(8,029,985)	(12,701,979)
Fair value as of March 31, 2021	$3,199,996	5,499,990	8,699,986

(1)	As a result of the difference in fair value of $1.23 per share of the Private Placement warrants and the purchase of $1.00 per share (see Note 5), the Company recorded a charge of $1.5 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statement of operations

NOTE 11.	SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $10,160,609, which consisted of a change in fair value of warrants of $12,701,979 and income earned on our marketable securities held int eh Trust account of $25,252 offset by formation and operational costs of $300,361, offering costs allocated to warrant liabilities of $794,263 and loss on initial issuance of private warrants of $1,471,998.

Liquidity and Capital Resources

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

For the three months March 31, 2021, cash used in operating activities was $212,879. Net income of $10,160,609 was affected by the change in fair value of warrants of $12,701,979, loss on initial issuance of private warrants of $1,471,998, transaction costs allocated to warrant liabilities of $794,263, interest earned on marketable securities held in the Trust Account of $13,625, an unrealized gain on marketable securities held in our Trust Account of $11,627. Changes in operating assets and liabilities provided for $212,879 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $220,024,844. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,332,004. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public warrants were initially estimated using a Monte Carlo simulation approach. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The fair value of the Private Warrant were valued using a Modified Black Scholes Option Pricing Model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Note 2 to the Financial Statement herein, our disclosure controls and procedures were not effective as of March 31, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The Accounting Treatment of our Warrants could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

Because our outstanding Warrants will be classified as a liability, we will be required to “mark to market” the Warrant liability as of the end of each reporting period and record changes in the fair value associated with the Warrant liability in our financial statements. As such, when our stock price increases, the fair value of the Warrant liability would increase, and we would be required to recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of the Warrant liability would decrease, and we would be required to recognize a gain associated with this change in fair value. This accounting treatment could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

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

EQ HEALTH ACQUISITION CORP.

Date: June 24, 2021	By:	/s/ Scott Ellyson
	Name:	Scott Ellyson
	Title:	Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)