Form 10-Q
period 2021-06-30
EQ Health Acquisition Corp.
filed 2021-08-10
CIK 1826729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 10, 2021, there were 21,999,960 shares of Class A common stock, $0.0001 par value, and 5,499,990 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EQ HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

JUNE 30, 2021

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,055,612	$21,900
Prepaid expenses	14,449	—
Total Current Assets	1,070,061	21,900

Deferred offering costs	—	188,869
Marketable securities held in Trust Account	220,034,079	—
TOTAL ASSETS	$221,104,140	$210,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,650,248	$1,000
Accrued offering costs	50,000	135,769
Promissory note — related party	—	50,000
Total Current Liabilities	1,700,248	186,769

Warrant liability	12,353,980	—
Deferred underwriting fee payable	7,699,986	—
TOTAL LIABILITIES	21,754,214	186,769

Commitments and Contingencies

Class A common stock subject to possible redemption 19,434,992 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	194,349,920	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,564,968 and no shares issued and outstanding (excluding 19,434,992 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	256	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,499,990 shares issued and outstanding, at June 30, 2021 and December 31, 2020	550	550
Additional paid-in capital	5,468,410	24,450
Accumulated deficit	(469,210)	(1,000)
Total Stockholders’ Equity	5,000,006	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,104,140	$210,769

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2021
Operating and formation costs	$1,823,709	$2,124,070
Loss from operations	(1,823,709)	(2,124,070)

Other income (expense):
Interest earned on marketable securities held in Trust Account	(3,649)	9,976
Change in fair value of warrants	(3,653,994)	9,047,985
Transaction costs allocated to warrant liabilities	—	(794,263)
Loss on initial issuance of private warrants	—	(1,471,998)
Unrealized gain on marketable securities held in Trust Account	12,844	24,511
Other income (expense), net	(3,644,759)	6,816,211

(Loss) income before income taxes	—	—
Benefit (provision) for income taxes	—	—
Net income (loss)	$(5,468,468)	$4,692,141

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,981,838	19,503,236
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,518,112	7,410,715
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.73)	$0.63

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance - January 1, 2021	—	$—	5,499,990	$550	$24,450	$(1,000)	$24,000

Sale of 21,999,960 Unit, net of underwriting discounts, initial fair value of public warrants, and offering expenses	21,999,960	2,200			194,631,585		194,633,785

Class A common stock subject to possible redemption	(19,981,838)	(1,998)	—	—	(194,656,035)	(5,160,351)	(199,818,384)

Net income	—	—	—	—	—	10,160,609	10,160,609

Balance - March 31, 2021	2,018,122	$202	5,499,990	$550	$—	$4,999,258	$5,000,010

Class A common stock subject to possible redemption	546,846	54	—	—	5,468,410		5,468,464

Net loss	—	—	—	—	—	(5,468,468)	(5,468,468)

Balance – June 30, 2021	2,564,968	$256	5,499,990	$550	$5,468,410	$(469,210)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,692,141
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(9,047,985)
Loss on initial issuance of private warrants	1,471,998
Interest earned on marketable securities held in Trust Account	(9,976)
Transaction costs allocated to warrant liabilities	794,263
Unrealized gain on marketable securities held in Trust Account	(24,551)
Changes in operating assets and liabilities:
Prepaid expenses	(14,449)
Accounts payable and accrued expenses	1,649,248
Net cash used in operating activities	(489,271)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(219,999,592)
Net cash used in investing activities	(219,999,592)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	215,599,607
Proceeds from sale of Private Warrants	6,399,992
Repayment of promissory note - related party	(90,000)
Proceeds from promissory note - related party	40,000
Payment of offering costs	(427,024)
Net cash provided by financing activities	221,522,575

Net Change in Cash	1,033,712
Cash - Beginning of period	21,900
Cash - End of period	$1,055,612

Non-Cash investing and financing activities:
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$50,000
Initial classification of common stock subject to possible redemption	$208,793,480
Change in value of common stock subject to possible redemption	$(14,443,560)
Deferred offering costs included in accrued offering costs	$7,699,986

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period September 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1,055,612 in its operating bank accounts and a working deficit of $530,875 (excluding amounts payable for franchise and income taxes).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $150,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on February 2, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2020 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 30, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net Loss (Income) Per Common Share

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2021

Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned (expense) on marketable securities held in Trust Account	$(3,649)	$9,976
Unrealized gain (loss) on marketable securities held in Trust Account	12,844	24,511
Less: interest available to be withdrawn for payment of taxes	(9,235)	(34,487)
Net income (loss) attributable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,981,838	19,503,236
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income (loss)	$(5,468,468)	$4,692,141
Add: Net income attributable to Class A common stock subject to possible redemption	—	—
Non-Redeemable income (loss)	$(5,468,468)	$4,692,141
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,518,112	7,410,715
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.73)	$0.63

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 21,999,960 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,869,560 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,399,992 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,399,992 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants (see Note 9) and the purchase of $1.00 per share, the Company recorded a charge of $1.5 million as of the date of the Private Placement which is included in the Change in fair value of derivative liability in the statement of operations for the three and six months ended June 30, 2021.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company agreed, commencing on January 28, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 of such fees.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,699,986 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 2,564,968 shares of Class A common stock issued and outstanding, excluding 19,434,992 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,499,990 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 8. WARRANTS

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

JUNE 30, 2021

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $220,034,079 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$220,034,079

Liabilities:
Warrant Liability – Public Warrants	1	7,809,986
Warrant Liability – Private Placement Warrants	3	4,543,994

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The following assumptions were used to determine the Level 3 fair value measurements:

	June 30,	February 2,
	2021	2021
Risk-free interest rate	1.01%	0.62%
Time to expiration, in Years	5.79	6.00
Expected volatility	12.75%	14.0 - 23.0%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Stock Price	$9.66	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement
	(1)	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 2, 2021	7,871,990	13,529,975	21,401,965
Change in valuation inputs or other assumptions	(3,327,996)	(5,719,989)	(9,047,985)
Fair value as of June 30, 2021	$4,543,994	7,809,986	12,353,980
(1)	As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants and the purchase of $1.00 per share (see Note 4), the Company recorded a charge of $1.5 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statement of operations

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 23, 2021, the Company’s founders committed to provide us with an aggregate of $1,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $5,468,468, which consisted of a change in fair value of warrants of $3,653,994, formation and operational costs of $1,823,709 and interest expense on marketable securities held in Trust Account of $3,649, offset by unrealized gain on marketable securities held in Trust Account of $12,884.

For the six months ended June 30, 2021, we had a net income of $4,692,141, which consisted of a change in fair value of warrants of $9,047,985, interest earned on marketable securities held in the Trust account of $9,976 and unrealized gain on marketable securities held in Trust Account of $24,511, offset by formation and operational costs of $2,124,070, offering costs allocated to warrant liabilities of $794,263 and loss on initial issuance of private warrants of $1,471,998.

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

For the six months June 30, 2021, cash used in operating activities was $489,271. Net income of $4,692,141 was affected by the change in fair value of warrants of $7,575,987, transaction costs allocated to warrant liabilities of $794,263, interest earned on marketable securities held in the Trust Account of $9,976 and unrealized gain on marketable securities held in our Trust Account of $24,511. Changes in operating assets and liabilities provided for $1,634,799 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $220,034,079. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,055,612. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations, or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQ HEALTH ACQUISITION CORP.

Date: August 10, 2021	By:	/s/ Scott Ellyson
	Name:	Scott Ellyson
	Title:	Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)