Form 10-Q
period 2021-09-30
EQ Health Acquisition Corp.
filed 2021-11-15
CIK 1826729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 21,999,960 shares of Class A common stock, $0.0001 par value, and 5,499,990 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EQ HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	3
Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 2, 2020 (inception) through September 30, 2020	4
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 and for the period from September 2, 2020 (inception) through September 30, 2020	5
Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from September 2, 2020 (inception) through September 30, 2020	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	31
Part III. Signatures	32

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2021

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$793,068	$21,900
Prepaid expenses	218,128	—
Total Current Assets	1,011,196	21,900

Deferred offering costs	—	188,869
Marketable securities held in Trust Account	220,050,762	—
TOTAL ASSETS	$221,061,958	$210,769

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,296,641	$1,000
Accrued offering costs	35,000	135,769
Promissory note — related party	—	50,000
Total Current Liabilities	2,331,641	186,769

Warrant liabilities	10,097,154	—
Deferred underwriting fee payable	7,699,986	—
TOTAL LIABILITIES	20,128,781	186,769

Commitments and Contingencies

Class A common stock subject to possible redemption 21,999,960 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	219,999,600	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,499,990 shares issued and outstanding, at September 30, 2021 and December 31, 2020	550	550
Additional paid-in capital	—	24,450
Accumulated deficit	(19,066,973)	(1,000)
Total Stockholders’ (Deficit) Equity	(19,066,423)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$221,061,958	$210,769

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			September 2,
			2020
	Three Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
Operating and formation costs	$690,250	$2,814,320	$1,000
Loss from operations	(690,250)	(2,814,320)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	48,488	58,464	—
Change in fair value of warrant liabilities	2,256,826	11,304,811	—
Transaction costs allocated to warrant liabilities	—	(794,263)	—
Loss on initial issuance of Private Placement Warrants	—	(1,471,998)	—
Unrealized loss on marketable securities held in Trust Account	(31,813)	(7,302)	—
Total other income, net	2,273,501	9,089,712	—

Net income (loss)	$1,583,251	$6,275,392	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	21,999,960	19,340,624	—
Basic and diluted net income per share, Class A common stock	$0.06	$0.25	$—
Basic and diluted weighted average shares outstanding, Class B common stock	5,499,990	5,413,273	4,782,600
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$0.25	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

RESTATED

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	—	$—	5,499,990	$550	$24,450	$(1,000)	$24,000

Accretion of Class A Common Stock Subject to Possible Redemption (see Note 2)	—	—	—	—	1,429,115	(25,341,365)	(23,912,250)

Sale of Private Placement Warrants	—	—	—	—	(1,453,565)	—	(1,453,565)

Net income	—	—	—	—	—	10,160,609	10,160,609

Balance - March 31, 2021 (restated – see Note 2)	—	$—	5,499,990	$550	$—	$(15,181,756)	$(15,181,206)

Net loss	—	—	—	—	—	(5,468,468)	(5,468,468)

Balance - June 30, 2021 (restated – see Note 2)	—	$—	5,499,990	$550	$—	$(20,650,224)	$(20,649,674)

Net income	—	—	—	—	—	1,583,251	1,583,251

Balance – September 30, 2021	—	$—	5,499,990	$550	$—	$(19,066,973)	$(19,066,423)

FOR THE PERIOD FROM SEPTEMBER 2, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 2, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,499,990	550	24,450	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020	5,499,990	550	$24,450	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period
		From September 2,
		2020 (Inception)
	Nine Months Ended	Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6,275,392	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,304,811)	—
Loss on initial issuance of Private Placement Warrants	1,471,998	—
Interest earned on marketable securities held in Trust Account	(58,464)	—
Transaction costs allocated to warrant liabilities	794,263	—
Unrealized loss on marketable securities held in Trust Account	7,302	—
Changes in operating assets and liabilities:
Prepaid expenses	(218,128)	—
Accounts payable and accrued expenses	2,295,641	1,000
Net cash used in operating activities	(736,807)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(219,999,600)	—
Net cash used in investing activities	(219,999,600)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	215,599,607	—
Proceeds from sale of Private Placement Warrants	6,399,992	—
Repayment of promissory note - related party	(50,000)	—
Payment of offering costs	(442,024)	—
Net cash provided by financing activities	221,507,575	25,000

Net Change in Cash	771,168	25,000
Cash - Beginning of period	21,900	—
Cash - End of period	$793,068	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$35,000	$70,000
Initial classification of Class A common stock subject to possible redemption	$219,999,960	—
Deferred underwriting fee payable	$7,699,986	—

The accompanying notes are an integral part of the unaudited condensed financial statements

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period September 2, 2020 (inception) through September 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), as described below, and identifying a target company for a Business Combination.

The registration statements for the Company’s Initial Public Offering became effective on January 28, 2021 (the “Registration Statement”). On February 2, 2021, the Company consummated the Initial Public Offering of 21,999,960 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,869,560 Units, at $10.00 per Unit, generating gross proceeds of $219,999,600, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,399,992 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to EQ Health Sponsor Group LLC, an affiliate of the Company’s officers and chairman (the “Sponsor”), generating gross proceeds of $6,399,992, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $793,068 in its operating bank accounts and a working deficit of $1,171,133 (excluding amounts payable for franchise and income taxes).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $150,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on February 2, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

On July 23, 2021 and October 26, 2021, the Company’s founders committed to provide the Company with an aggregate of $2,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statement is reflected in the following tables.

	As Previously
Balance Sheet as of February 2, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$187,391,515	$32,608,085	$219,999,600
Class A common stock	$326	$(326)	$—
Additional paid-in capital	$7,266,395	$(7,266,395)	$—
Accumulated deficit	$(2,267,261)	$(25,341,364)	$(27,608,625)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(32,608,085)	$(27,608,075)

	As Previously
Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$199,818,384	$20,181,216	$219,999,600
Class A common stock	$202	$(202)	$—
Retained Earnings (accumulated deficit)	$4,999,258	$(20,181,014)	$(15,181,756)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(20,181,216)	$(15,181,206)

	As Previously
Balance Sheet as of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$194,349,920	$25,649,680	$219,999,600
Class A common stock	$256	$(256)	$—
Additional paid-in capital	$5,468,410	$(5,468,410)	$—
Accumulated deficit	$(469,210)	$(20,181,014)	$(20,650,224)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(25,649,680)	$(20,649,674)

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Statement of Operations for the Three Months Ended	As Previously
March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,739,152	(18,739,152)	—
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,302,125	$(7,302,125)	—
Basic and diluted net loss per common stock, Non-redeemable common stock	$1.39	$(1.39)	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	13,933,308	13,933,308
Basic and diluted net income (loss) per share, Class A common stock	$—	$0.53	$0.53
Basic and diluted weighted average shares outstanding, Class B common stock	—	5,236,947	5,236,947
Basic and diluted net income (loss) per share, Class B common stock	$—	$0.53	$0.53

Statement of Operations for the Three Months Ended	As Previously
June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,981,838	(19,981,838)	—
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,518,112	$(7,518,112)	—
Basic and diluted net loss per common stock, Non-redeemable common stock	$(0.73)	$0.73	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	21,999,960	21,999,960
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.20)	$(0.20)
Basic and diluted weighted average shares outstanding, Class B common stock	—	5,499,990	5,499,990
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.20)	$(0.20)

Statement of Operations for the Six Months Ended	As Previously
June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,503,236	(19,503,236)	—
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,410,715	$(7,410,715)	—
Basic and diluted net income per common stock, Non-redeemable common stock	$0.63	$(0.63)	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	17,988,918	17,988,918
Basic and diluted net income (loss) per share, Class A common stock	$—	$0.20	$0.20
Basic and diluted weighted average shares outstanding, Class B common stock	—	5,369,195	5,369,195
Basic and diluted net income (loss) per share, Class B common stock	$—	$0.20	$0.20

	As Previously
Statement of Stockholders’ Equity as of March 31, 2021	Reported	Adjustment	As Restated
Sale of 21,999,960 Units, net of underwriting discounts, initial fair value of public warrants, and offering expenses	$194,633,785	$(194,633,785)	$—
Class A common stock subject to possible redemption	$(199,818,384)	$199,818,384	$—
Sale of Private Placement Warrants	$—	$(1,453,565)	$(1,453,565)
Accretion of Class A common stock subject to possible redemption	$—	$(23,912,250)	$(23,912,250)
Total stockholders’ equity (deficit)	$5,000,010	$(20,181,216)	$(15,181,206)

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously
Statement of Stockholders’ Equity as of June 30, 2021	Reported	Adjustment	As Restated
Change in value of common stock subject to possible redemption	$5,468,464	$(5,468,464)	$—
Total stockholders’ equity (deficit)	$5,000,006	$(25,649,680)	$(20,649,674)

Statement of Cash Flows for the Three Months Ended	As Previously
March 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$208,793,480	$11,206,120	$219,999,600
Change in value of common stock subject to possible redemption	$(8,975,096)	$8,975,096	$—

Statement of Cash Flows for the Six Months Ended	As Previously
June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$208,793,480	$11,206,120	$219,999,600
Change in value of common stock subject to possible redemption	$(14,443,560)	$14,443,560	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 30, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Both the Private Placement Warrants and Public Warrants include a tender offer provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s common stock, all holders of the warrants (both the Public Warrants and Private Placement Warrants) would be entitled to receive cash for their warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all warrant holders would be entitled to cash, while only certain of the holders of the Company’s common stock would be entitled to cash. As such, the tender offer provision fails the ‘classified in stockholders’ equity’ criteria in ASC 815-40-25. This requires that both the Public Warrants and Private Placement Warrants be classified as liabilities measured at fair value, with changes in fair value reported each period in earnings.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants were initially estimated using a Monte Carlo simulation approach. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The fair value of the Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$219,999,600
Less:
Proceeds allocated to Public Warrants	(13,529,975)
Class A common stock issuance costs	(10,382,275)
Plus:
Accretion of carrying value to redemption value	23,912,250
Class A common stocks subject to possible redemption	$219,999,600

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss (Income) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,399,972 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss)loss per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended		For the Period from September 2,
	September 30,		September 30,		2020 (Inception) Through
	2021		2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss, as adjusted	$1,266,601	$316,650	$4,903,066	$1,372,326	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	21,999,960	5,499,990	19,340,624	5,413,273	—	4,782,600
Basic and diluted net income (loss) per common share	$0.06	$0.06	$0.25	$0.25	$—	$(0.00)

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 21,999,960 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,869,560 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,399,992 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,399,992 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants (see Note 10) and the purchase of $1.00 per share, the Company recorded a charge of $1.5 million as of the date of the Private Placement which is included in the Change in fair value of derivative liability in the statement of operations for the three and nine months ended September 30, 2021.

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

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company agreed, commencing on January 28, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 of such fees.

Promissory Note — Related Party

On September 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and is payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $90,000 was repaid at the closing of the Initial Public Offering on February 2, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

On July 23, 2021 and October 26, 2021, the Company’s founders committed to provide the Company with an aggregate of $2,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 21,999,960 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,499,990 shares of Class B common stock issued and outstanding, respectively.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 9. WARRANTS

As of September 30, 2021, there were 10,999,980 Public Warrants and 6,399,992 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

At September 30, 2021, assets held in the Trust Account were comprised of $349 in cash and $220,050,413 in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$220,050,762

Liabilities:
Warrant Liability – Public Warrants	1	6,378,888
Warrant Liability – Private Placement Warrants	3	3,718,266

The warrants are accounted for as liabilities in accordance with ASC815-40 and are presented within warrant liabilities in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The following assumptions were used to determine the Level 3 fair value measurements:

	September 30,	February 2,
	2021	2021
Risk-free interest rate	1.09%	0.62%
Time to expiration, in Years	5.67	6.00
Expected volatility	10.5%	14.0 - 23.0%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Stock Price	$9.77	$10.00

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement
	(1)	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 2, 2021	7,871,990	13,529,975	21,401,965
Change in fair value	(4,671,994)	(8,029,985)	(12,701,979)
Transfers to Level 1	—	(5,499,990)	(5,499,990)
Fair value as of September 30, 2021	3,199,996	—	3,199,996
Change in fair value	1,343,998	—	1,343,998
Fair value as of June 30, 2021	4,543,994	—	4,543,994
Change in fair value	(825,728)	—	(825,728)
Fair value as of September 30, 2021	$3,718,266	—	3,718,266
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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $6,378,888.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 26, 2021, the Company’s founders committed to provide the Company with an additional $1,000,000 in loans, bringing the total commitment from the founders to an aggregate of $2,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

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

This Management’s Discussion and Analysis of Financial Condition and Result of Operations has been amended and restated to give effect to the restatements of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, we improperly valued its Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had net income of $1,583,251, which consisted of a change in fair value of warrant liabilities of $2,256,826 and an interest earned on marketable securities held in Trust Account of $48,488, offset by operational costs of $690,250 and an unrealized loss on marketable securities held in Trust Account of $31,813.

For the nine months ended September 30, 2021, we had net income of $6,275,392, which consisted of a change in fair value of warrant liabilities of $11,304,811, interest earned on marketable securities held in the Trust account of $58,464, offset by operational costs of $2,814,320, offering costs allocated to warrant liabilities of $794,263, a loss on initial issuance of Private Placement Warrants of $1,471,998 and an unrealized loss on marketable securities held in Trust Account of $7,302.

For the period from September 2, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of formation and operational costs.

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

For the nine months September 30, 2021, cash used in operating activities was $736,807. Net income of $6,275,392 was affected by the change in fair value of warrant liabilities of $11,304,811, a loss on initial issuance of Private Placement Warrants of $1,471,998, transaction costs allocated to warrant liabilities of $794,263, interest earned on marketable securities held in the Trust Account of $58,464 and an unrealized loss on marketable securities held in our Trust Account of $7,302. Changes in operating assets and liabilities provided $2,077,513 of cash for operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $220,050,762. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $793,068. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On July 23, 2021 and October 26, 2021, the Company’s founders committed to provide us with an aggregate of $2,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (except as described above), loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants were initially estimated using a Monte Carlo simulation approach. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The fair value of the Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s accounting for complex financial instruments, our disclosure controls and procedures were not effective as of September 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the Company’s accounting for complex financial instruments, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares, in addition to the Company’s previously reported material weakness as of March 31, 2021 for not classifying the Company’s warrants as liabilities. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I. Item 4. Controls and Procedures.  We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.

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

EQ HEALTH ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Scott Ellyson
	Name:	Scott Ellyson
	Title:	Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)