Form 10-K
period 2021-12-31
EQ Health Acquisition Corp.
filed 2022-03-31
CIK 1826729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common stock of the company on the NYSE stock market as of the last business day of the registrant’s most recently completed second fiscal quarter June 2021, was $[ ].

As of March 11, 2022, 21,999,960 shares of Class A common stock, par value $0.0001 per share, and 5,499,990 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to consummate a Business Combination (as such term is defined below);
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;
●	potential ability to obtain additional financing to complete the Business Combination;
●	pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (“NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following the Business Combination;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	public securities’ potential liquidity and trading;
●	lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

ii

EQ Health Acquisition Corp.

FORM 10-K

iii

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period September 2, 2020 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our business objective.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
●	We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Risks Relating to Our Management Team

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
●	Past performance by our management team or FS Investments may not be indicative of future performance of an investment in the Company.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our officers and directors will allocate their time to other businesses or become affiliated with entities engaged in business activities similar to those intended to be conducted by us, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.
●	We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
●	Our management may not be able to maintain control of a target business after our initial business combination.

Risks Relating to Our Securities

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
●	The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
●	Our sponsor and certain of our independent directors paid an aggregate of approximately $25,000, or approximately $0.004545464 per share for the sponsor and $0.004545339 per share for our independent directors, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class B common stock.
●	Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

General Risk Factors

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company or the stockholders from a financial point of view.
●	We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
●	Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	An investment in our Initial Public Offering may result in uncertain or adverse U.S. federal income tax consequences.
●	If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
●	We may face risks related to healthcare services industry sector companies.

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

Pursuant to the letter agreement among the Company, our sponsor and each of the executive officers and directors of the Company (the “Letter Agreement”), our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,249,986, or 37.5%, of the 21,999,960 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our sponsor holds an aggregate of 5,437,218 founder shares (following a stock split in January 2021), which it purchased for an aggregate purchase price of $24,714.68, or approximately $0.004545464 per share. Concurrently, three members of our board of directors, Messrs. Burke and Heidrick and Ms. Cate, purchased an aggregate of 62,772 founder shares (following a stock split in January 2021)for an aggregate purchase price of $285.32, or approximately $0.004545338 per share. Messrs. Burke and Heidrick and Ms. Cate each serve as independent directors. As a result of the underwriters’ election to fully exercise their over-allotment option, none of the founder shares held by these three members of our board of directors are currently subject to forfeiture. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,399,992 warrants at a price of $1.00 per warrant ($6,399,992 in the aggregate), that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our Initial Public Offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Our sponsor and certain of our independent directors paid an aggregate of approximately $25,000, or approximately $0.004545464 per share for the sponsor and $0.004545338 per share for our independent directors, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class B common stock.

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

Pursuant to the Initial Public Offering, we issued warrants to purchase up to 10,999,980 shares of Class A common stock as part of the units offered in our Initial Public Offering and simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,399,992 warrants at a price of $1.00 per warrant in a private placement to our sponsor, generating gross proceeds of $6,399,992. Our initial stockholders currently own an aggregate of 5,499,900 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Prior to our Initial Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our Initial Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our Initial Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of our Initial Public Offering; and
●	other factors as were deemed relevant.

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

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $50,039 in its operating bank accounts and a working capital deficit of $1,657,289 (excluding $86,099 payable for franchise and income taxes). Further, we expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. within 24 months from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination or our inability to continue as a going concern.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic, the status of debt and equity markets and the recent geopolitical events, including the conflict between Russia and Ukraine.

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

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	data privacy;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) pandemic;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

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

Business combinations with companies in the healthcare services sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	An inability to manage rapid change, increasing customer, patient or subscriber expectations and growth;
●	An inability to build strong brand identity and improve customer, patient or subscriber satisfaction and loyalty;
●	Limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, that could cause a loss in revenue and any competitive advantage;
●	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	The high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;
●	An inability to attract and retain customers, patients or subscribers;
●	An inability to license or enforce intellectual property rights on which our business may depend;
●	Any significant disruption in our computer systems or those of third-parties that we would utilize in our operations;
●	Seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;
●	An inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;
●	An inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute or services we perform;
●	Dependence of our operations upon third-party suppliers or service providers whose failure to perform adequately could disrupt our business;
●	Our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;
●	We may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;
●	Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition;
●	Competition for advertising revenue;
●	Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	An inability to obtain necessary hardware, software and operational support;
●	Our inability to comply with governmental regulations or obtain governmental approval of our products;
●	Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes;
●	Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations; and
●	The Affordable Care Act, possible changes to it or its repeal, and how it is implemented could negatively impact our business.

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

Holders

As of March 11, 2022, there was 1 holder of record of our units, 4 holders of record of our Class B common stock, 2 holders of record of our Class A common stock, and 2 holders of record of our warrants. The actual number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, common stock and warrants are held of record by banks, brokers and other financial institutions.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had net income of $6,955,943, which consisted of a change in fair value of warrant liabilities of $12,353,695 and interest earned on marketable securities held in the Trust Account of $86,099 offset by operating and formation costs of $3,217,590, transaction costs allocated to warrant liabilities of $794,263, and a loss on initial issuance of Private Placement Warrants of $1,471,998.

For the period from September 2, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which consisted of operating and formation costs.

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

For the year ended December 31, 2021, cash used in operating activities was $1,479,836. Net income of $6,955,943 was affected by the change in fair value of warrant liabilities of $12,353,695, a loss on initial issuance of Private Placement Warrants of $1,471,998, transaction costs allocated to warrant liabilities of $794,263 and interest earned on marketable securities held in the Trust Account of $86,099. Changes in operating assets and liabilities provided $1,737,754 of cash for operating activities.

For the period from September 2, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,000 was affected by the changes in operating assets and liabilities.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $220,085,699. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $50,039. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On July 23, 2021 and October 26, 2021, the Company's founders committed to provide us with an aggregate of $2,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

On February 25, 2022, the Company entered into a non-interest bearing promissory note with the sponsor for a principal of $500,000 “the Sponsor Loan.” The promissory note under the Sponsor Loan is payable on the earlier of (i) January 28, 2023 and (ii) the consummation of a Business Combination. The principal balance may be prepaid at any time.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, then notwithstanding the Sponsor Loan, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 3, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 3, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations, or long-term liabilities, other than i) the Sponsor Loan, and ii) an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,699,986 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants were initially estimated using a Monte Carlo simulation approach. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The fair value of the Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity (deficit) section of our balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No.2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers and directors are as follows:

NAME	AGE	POSITION
Lewis N. Little, Jr.	64	Executive Chairman
Andrew Beckman	47	Vice-Chair
William W. Burke	62	Director
Clarke Heidrick	72	Director
Molly Cate	46	Director
Scott Ellyson	51	Chief Executive Officer, President and Chief Financial Officer
Benjamin Hanson	47	Chief Operating Officer

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

William W. Burke has served on our board of directors since our inception. Since 2015, Mr. Burke has served as President of Austin Highlands Advisors, LLC, a provider of corporate advisory services. In addition, he has been a director of Adtalem Global Education (NYSE: ATGE), a leading workforce solutions provider, since January 2017, and currently serves as lead independent director and as Chairman of the audit & finance committee and a member of the compensation and organization committee. He has also been a director of Tactile Systems Technology, Inc. (Nasdaq: TCMD), a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases, since 2015, and serves as Chairman of the Board and as a member of the nominating and governance committee. Mr. Burke previously served as a director of Invuity, Inc. from 2015 until company was acquired by Stryker Corp. in 2018, LDR Holding Corporation from 2013 until the company was acquired by Zimmer Biomet Holdings Inc. in 2016, and Medical Action Industries Inc., from 2004 until the company was acquired by Owens & Minor in 2014. Mr. Burke served as Executive Vice President and Chief Financial Officer of IDEV Technologies, Inc. a peripheral vascular devices company, from November 2009 to August 2013, when the company was acquired by Abbott Laboratories. From August 2004 to December 2007, he served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics, Inc., a diversified orthopedic device company, which was sold to The Blackstone Group in a going private transaction in 2006 and subsequently merged with DJO Incorporated in November 2007. Mr. Burke remained with ReAble Therapeutics until June 2008. From 2001 to 2004, he served as Chief Financial Officer of Cholestech Corporation, a medical diagnostic products company. Mr. Burke received a Bachelor of Business Administration in Finance (1981) from The University of Texas at Austin and a Master of Business Administration (1985) from The Wharton School of the University of Pennsylvania. Mr. Burke’s experience as a senior executive, board member and audit committee chairman of multiple publicly-traded healthcare industry companies, and his extensive understanding of financing, acquisition and operating strategy, enhances the Board’s capabilities from both a strategic and governance perspective.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Conflicts of Interest

Messrs. Little and Ellyson have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our Initial Public Offering, as such may be extended by stockholder approval. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Lewis N. Little, Jr.	EQ Health Sponsor Group, LLC	SPAC sponsor	Manager
Scott Ellyson	Clarity Performance Partners, LLC	Healthcare Consulting	Founder and Principal
	GPB Capital Fund I	Finance	Advisory Committee Member
	Core Sleep Solutions, LLC	Healthcare	Advisory Board Member
	Central Texas Children’s Home	Non-profit	Director
Benjamin Hanson	EQ Capital Strategies	Healthcare	Founder and Managing Member
	Correctional Food Services GP, Inc.	Food Service	Director and Chief Operating Officer
	Texas State Cemetery Committee	Government	Presiding Officer
	Capstar Special Purpose Acquisition Corp.	Special purpose acquisition company	Board Advisor
Andrew Beckman	FS Investments	Finance	Managing Director, Head of Liquid Credit and Special
Situations
	FS Global Credit Opportunities Fund	Finance	Managing Director
	FS Tactical Opportunities Fund	Finance	Managing Director
	Bridge Street CLO	Finance	Managing Director
	EQ Health Sponsor Group, LLC	SPAC sponsor	Manager
William W. Burke	Austin Highlands Advisors, LLC	Consulting	President
	Adtalem Global Education	Education	Director, Lead Independent Director, Chair of Audit and Finance Committee, Member of Compensation and Organization Committee
	Tactile Systems Technology, Inc.	Healthcare	Director, Chairman of the Board, and Member of Nominating and Governance Committee

Clarke Heidrick	McGinnis Lochridge, LLP	Legal	Partner
	Trustees of Episcopal Seminary of the Southwest	Religion	Executive Chairman
	Shivers Cancer Foundation	Non-profit	Director, Chairman
	Austin Geriatric Center	Non-profit	Director, Chairman
Molly Cate	Jarrard Phillips Cate & Hancock, Inc.	Consulting	Founding Partner, Chief Innovation Officer and National Lead for the Health Services Practice

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

The beneficial ownership of shares of common stock is based on 27,499,960 shares of common stock issued and outstanding as of March 11, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date hereof.

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership(2)	Shares
EQ Health Sponsor Group, LLC(3)	5,437,218	19.77%
Lewis N. Little, Jr.(3)(4)	5,437,218	19.77%
Andrew Beckman(3)	5,437,218	19.77%
Scott Ellyson(4)	—	—%
Benjamin Hanson(4)	—	—%
William W. Burke	26,902	* %
Clarke Heidrick	17,935	* %
Molly Cate	17,935	* %
All directors and executive officers as a group (seven individuals)	5,499,990	20.00%
Five Percent Holders:
Glazer Capital, LLC(5)	1,313,011	4.77%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o EQ Health Acquisition Corp., 4611 Bee Cave Rd., Ste. 213, Austin, TX 78746.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of our prospectus dated January 28, 2021, entitled “Description of Securities.”
(3)	Our sponsor is the record holder of such shares. Messrs. Little and Beckman are managers of our sponsor, and as such shares voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each of Messrs. Little and Beckman disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(4)	Such individual holds a direct or indirect economic interest in our sponsor and a pecuniary interest in certain of the shares held by our sponsor. Such individual disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	According to Schedule 13G filed on February 14, 2022. The business address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

Our sponsor has purchased an aggregate of 6,399,992 warrants at a price of $1.00 per warrant ($6,399,992 in the aggregate) in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our sponsor’s interest in this transaction is valued at $6,399,992. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Commencing on January 28, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $110,000 of such fees. For the period from September 2, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

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

Our sponsor has agreed to loan us up to $150,000 to be used for a portion of the expenses of our Initial Public Offering. The outstanding balance under the promissory note with our sponsor of $90,000 was repaid at the closing of our Initial Public Offering on February 12, 2021. Borrowings under the promissory note are no longer available.

On February 25, 2022, the Company entered into the Sponsor Loan. The promissory note under the Sponsor Loan is payable on the earlier of (i) January 28, 2023 and (ii) the consummation of a Business Combination. The principal balance may be prepaid at any time.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

On July 23, 2021 and October 26, 2021, the Company's founders committed to provide the Company with an aggregate of $2,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

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

We have entered into a registration and stockholder rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, which is further described in Exhibit 4.5 Description of Securities.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our Initial Public Offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $150,000 in loans made to us by our sponsor to cover offering related and organizational expenses;
●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from September 2, 2020 (inception) through December 31, 2020 totaled $101,970 and $63,795, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from September 2, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021. We paid Marcum $6,695 for preapproved tax compliance services for the period from September 2, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from September 2, 2020 (inception) through December 31, 2020.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed with the SEC on January 21, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed with the SEC on January 21, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed with the SEC on January 21, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed with the SEC on January 21, 2021).
4.4

Warrant Agreement, dated January 28, 2021, by and between Continental Stock Transfer and the Registrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021).

4.5*	Description of Securities
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

10.19*	Promissory Note issued in favor of EQ Health Sponsor Group, LLC, a Delaware limited liability company, dated as of February 25, 2022.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

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

Name	Title	Date

/s/ Scott E. Ellyson
Scott E. Ellyson	Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2022

/s/ Lewis N. Little, Jr.
Lewis N. Little, Jr.	Executive Chairman of the Board of Directors	March 31, 2022

/s/ Andrew Beckman
Andrew Beckman	Vice-Chair of the Board of Directors	March 31, 2022

/s/ William W. Burke
William W. Burke	Director	March 31, 2022

/s/ Clarke Heidrick
Clarke Heidrick	Director	March 31, 2022

/s/ Molly Cate
Molly Cate	Director	March 31, 2022

EQ HEALTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

EQ Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EQ Health Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from September 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on February 3, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Chicago, IL

March 31, 2022

EQ HEALTH ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$50,039	$21,900
Prepaid expenses	236,915	—
Total Current Assets	286,954	21,900

Deferred offering costs	—	188,869
Non-current prepaid expenses	19,673	—
Marketable securities held in Trust Account	220,085,699	—
TOTAL ASSETS	$220,392,326	$210,769

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,995,342	$1,000
Accrued offering costs	35,000	135,769
Promissory note — related party	—	50,000
Total Current Liabilities	2,030,342	186,769

Warrant liabilities	9,048,270	—
Deferred underwriting fee payable	7,699,986	—
TOTAL LIABILITIES	18,778,598	186,769

Commitments and Contingencies

Class A common stock subject to possible redemption 21,999,960 and no shares at redemption value at December 31, 2021 and 2020, respectively	219,999,600	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,499,990 shares issued and outstanding, at December 31, 2021 and 2020	550	550
Additional paid-in capital	—	24,450
Accumulated deficit	(18,386,422)	(1,000)
Total Stockholders’ Equity (Deficit)	(18,385,872)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$220,392,326	$210,769

The accompanying notes are an integral part of the financial statements.

EQ HEALTH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from
		September 2, 2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Operating and formation costs	$3,217,590	$1,000
Loss from operations	(3,217,590)	(1,000)
Other income (expense):
Interest earned on marketable securities held in Trust Account	86,099	—
Change in fair value of warrant liabilities	12,353,695	—
Transaction costs allocated to warrant liabilities	(794,263)	—
Loss on initial issuance of Private Placement Warrants	(1,471,998)	—
Total other income, net	10,173,533	—

Net income (loss)	$6,955,943	$(1,000)

Weighted average shares outstanding of Class A common stock	20,071,196	—
Basic and diluted net income per share, Class A common stock	$0.27	$—
Weighted average shares outstanding of Class B common stock	5,437,096	4,782,600
Basic net income (loss) per share, Class B common stock	$0.27	$(0.00)
Weighted average shares outstanding of Class B common stock	5,499,990	—
Diluted net income per share, Class B common stock	$0.27	$—

The accompanying notes are an integral part of the financial statements.

EQ HEALTH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance — September 2, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to initial stockholders	—	—	5,499,990	550	24,450	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – December 31, 2020	—	—	5,499,990	550	24,450	(1,000)	24,000

Accretion of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(24,450)	(25,341,365)	(25,365,815)

Net income	—	—	—	—	—	6,955,943	6,955,943
Balance — December 31, 2021	—	$—	5,499,990	$550	$—	$(18,386,422)	$(18,385,872)

The accompanying notes are an integral part of the financial statements.

EQ HEALTH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For The Period
		From September 2, 2020
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6,955,943	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(12,353,695)	—
Loss on initial issuance of Private Placement Warrants	1,471,998	—
Interest earned on marketable securities held in Trust Account	(86,099)	—
Transaction costs allocated to warrant liabilities	794,263	—
Changes in operating assets and liabilities:
Prepaid expenses	(256,588)	—
Accrued expenses	1,994,342	1,000
Net cash used in operating activities	(1,479,836)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(219,999,600)	—
Net cash used in investing activities	(219,999,600)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	215,599,607	—
Proceeds from sale of Private Placement Warrants	6,399,992	—
Proceeds from promissory note — related party	40,000	50,000
Repayment of promissory note - related party	(90,000)	—
Payment of offering costs	(442,024)	(53,100)
Net cash provided by financing activities	221,507,575	21,900

Net Change in Cash	28,139	21,900
Cash – Beginning of period	21,900	—
Cash – End of period	$50,039	$21,900

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$35,000	$135,769
Accretion of Class A common stock subject to possible redemption	$25,365,815	$—
Deferred underwriting fee payable	$7,699,986	$—

The accompanying notes are an integral part of the financial statements.

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period September 2, 2020 (inception) through December 31, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), as described below, and identifying a target company for a Business Combination.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern

As of December 31, 2021, the Company had $50,039 in its operating bank accounts and a working capital deficit of $1,657,289 (excluding $86,099 payable for franchise and income taxes).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $150,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on February 2, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 3, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 3, 2023.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Accordingly, offering costs totaling $12,630,102 (consisting of $4,399,992 in underwriting fees, $7,699,986 in deferred underwriters’ discount, and $530,124 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $794,263 have been expensed and presented as non-operating expenses in the statements of operations and offering costs of $11,835,839 associated with the Class A common stock and Private Placement Warrants were initially charged to temporary equity and then accreted to Class A common stock subject to redemption upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$219,999,600
Less:
Proceeds allocated to Public Warrants	(13,529,975)
Class A common stock issuance costs	(11,835,840)
Plus:
Accretion of carrying value to redemption value	25,365,815
Class A common stock subject to possible redemption	$219,999,600

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,399,972 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company, except for the 717,390 founder shares in December 31, 2021 which are no longer subject to forfeiture and thus included for dilutive purposes.

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period from
			September 2, 2020
	Year Ended		(Inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$5,473,283	$1,482,660	$—	$(1,000)
Denominator:
Basic weighted average shares outstanding	20,071,196	5,437,096	—	4,782,600

Basic net income (loss) per common share	$0.27	$0.27	$—	$(0.00)

Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$5,459,821	$1,496,122	$—	$(1,000)
Denominator:
Diluted weighted average shares outstanding	20,071,196	5,499,990	—	4,782,600

Diluted net income (loss) per common share	$0.27	$0.27	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No.2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,399,992 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,399,992 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants (see Note 10) and the purchase of $1.00 per share, the Company recorded a charge of approximately $1.5 million as of the date of the Private Placement which is included in the statement of operations for the year ended December 31, 2021.

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

Administrative Services Agreement

The Company agreed, commencing on January 28, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2021, the Company incurred and paid $110,000 of such fees. For the period from September 2, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

On July 23, 2021 and October 26, 2021, the Company's founders committed to provide the Company with an aggregate of $2,500,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

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

NOTE 7 — STOCKHOLDER’S EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 21,999,960 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,499,990 shares of Class B common stock issued and outstanding.

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 8 — WARRANTS

As of December 31, 2021, there were 10,999,980 Public Warrants and 6,399,992 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liability)
Net operating loss carryforward	$28,138	$—
Unrealized gain on marketable securities	(4,064)	—
Startup Costs	633,717	210
Total deferred tax assets (liability)	657,791	210
Valuation Allowance	(657,791)	(210)
Deferred tax assets (liability)	$—	$—

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The income tax provision for the year ended December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(657,581)	(210)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	657,581	210

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had a total of approximately $134,000 and $0 of U.S. federal net operating loss carryovers available to offset future taxable income, respectively. The federal net operating loss can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company had did not have any of state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $657,581. For the period from September 2, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $210.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
Loss on initial issuance of Private Placement Warrants	4.4%	0.0%
Transaction costs allocated to warrant liabilities	2.4%	0.0%
Change in fair value of warrant liabilities	(37.3)%	0.0%
Valuation allowance	9.5%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination. The Company considers Texas to be a significant state tax jurisdiction.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2021, assets held in the Trust Account were comprised of $384 in cash and $220,085,315 in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$220,085,699

Liabilities:
Warrant Liabilities – Public Warrants	1	5,719,000
Warrant Liabilities – Private Placement Warrants	3	3,329,270

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following assumptions were used to determine the Level 3 fair value measurements:

	December 31,	February 2,
	2021	2021
Risk-free interest rate	1.31%	0.62%
Time to expiration, in Years	5.54	6.00
Expected volatility	10.3%	14.0 - 23.0%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Stock Price	$9.71	$10.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement
	(1)	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 2, 2021	7,871,990	13,529,975	21,401,965
Change in fair value	(4,671,994)	(8,029,985)	(12,701,979)
Transfers to Level 1	—	(5,499,990)	(5,499,990)
Fair value as of March 31, 2021	3,199,996	—	3,199,996
Change in fair value	1,343,998	—	1,343,998
Fair value as of June 30, 2021	4,543,994	—	4,543,994
Change in fair value	(825,728)	—	(825,728)
Fair value as of September 30, 2021	3,718,266	—	3,718,266
Change in fair value	(388,996)	—	(388,996)
Fair value as of December 31, 2021	$3,329,270	—	3,329,270

(1)	As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants and the purchase of $1.00 per share (see Note 4), the Company recorded a charge of approximately $1.5 million as of the date of the private placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in the statement of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $5,499,990.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 25, 2022, the Company entered into a non-interest bearing Promissory Note with the Sponsor for a principal of $500,000. The Promissory Note is payable on the earlier of (i) January 28, 2023 and (ii) the consummation of a Business Combination. The principal balance may be prepaid at any time.