Form 10-Q
period 2022-03-31
EQ Health Acquisition Corp.
filed 2022-05-16
CIK 1826729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 21,999,960 shares of Class A common stock, $0.0001 par value, and 5,499,990 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EQ HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$268,255	$50,039
Prepaid expenses	205,067	236,915
Total Current Assets	473,322	286,954

Non-current prepaid expenses	—	19,673
Marketable securities held in Trust Account	220,172,032	220,085,699
TOTAL ASSETS	$220,645,354	$220,392,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,901,363	$1,995,342
Accrued offering costs	—	35,000
Promissory note — related party	500,000	—
Total Current Liabilities	2,401,363	2,030,342

Warrant liabilities	6,032,604	9,048,270
Deferred underwriting fee payable	7,699,986	7,699,986
TOTAL LIABILITIES	16,133,953	18,778,598

Commitments and Contingencies

Class A common stock subject to possible redemption 21,999,960 shares at redemption value at March 31, 2022 and December 31, 2021	219,999,600	219,999,600

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,499,990 shares issued and outstanding, at March 31, 2022 and December 31, 2021	550	550
Additional paid-in capital	—	—
Accumulated deficit	(15,488,749)	(18,386,422)
Total Stockholders’ Deficit	(15,488,199)	(18,385,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$220,645,354	$220,392,326

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Operating and formation costs	$204,326	$300,361
Loss from operations	(204,326)	(300,361)

Other income:
Interest earned on marketable securities held in Trust Account	86,333	25,252
Change in fair value of warrant liabilities	3,015,666	12,701,979
Transaction costs allocated to warrant liabilities	—	(794,263)
Loss on initial issuance of Private Placement Warrants	—	(1,471,998)
Total other income, net	3,101,999	10,460,970

Net income	$2,897,673	$10,160,609

Weighted average shares outstanding of Class A common stock	21,999,960	13,933,308
Basic and diluted net income per share, Class A common stock	$0.11	$0.53
Weighted average shares outstanding of Class B common stock	5,499,990	5,236,947
Basic and diluted net income per share, Class B common stock	$0.11	$0.53

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance - January 1, 2022	—	$—	5,499,990	$550	$—	$(18,386,422)	$(18,385,872)

Net income	—	—	—	—	—	2,897,673	2,897,673

Balance - March 31, 2022	—	$—	5,499,990	$550	$—	$(15,488,749)	$(15,488,199)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance — January 1, 2021	—	—	5,499,990	550	24,450	(1,000)	24,000

Accretion of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(24,450)	(25,341,365)	(25,365,815)

Net income	—	—	—	—	—	10,160,609	10,160,609

Balance — March 31, 2021	—	$—	5,499,990	$550	$—	$(15,181,756)	$(15,181,206)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,897,673	$10,160,609
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,015,666)	(12,701,979)
Loss on initial issuance of Private Placement Warrants	—	1,471,998
Interest earned on marketable securities held in Trust Account	(86,333)	(25,252)
Transaction costs allocated to warrant liabilities	—	794,263
Changes in operating assets and liabilities:
Prepaid expenses	51,521	(22,171)
Accounts payable and accrued expenses	(128,979)	109,653
Net cash used in operating activities	(281,784)	(212,879)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(219,999,592)
Net cash used in investing activities	—	(219,999,592)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	215,599,607
Proceeds from sale of Private Placement Warrants	—	6,399,992
Proceeds from promissory note - related party	500,000	40,000
Repayment of promissory note - related party	—	(90,000)
Payment of offering costs	—	(427,024)
Net cash provided by financing activities	500,000	221,522,575

Net Change in Cash	218,216	1,310,104
Cash - Beginning of period	50,039	21,900
Cash - End of period	$268,255	$1,332,004

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$50,000
Accretion of Class A common stock subject to possible redemption	$—	25,365,815
Deferred underwriting fee payable	$—	7,699,986

The accompanying notes are an integral part of the unaudited condensed financial statements

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period September 2, 2020 (inception) through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), as described below, and identifying a target company for a Business Combination.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

Going Concern

As of March 31, 2022, the Company had $268,255 in its operating bank accounts and a working capital deficit of $1,755,609 (excluding $172,432 of trust earnings that can be used for reimbursement and payment of franchise and income taxes).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $150,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on February 2, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of March 31, 2022, there were no amounts outstanding under the Working Capital Loan.

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

On February 25, 2022, the Company entered into a non-interest bearing Promissory Note with the Sponsor for a principal of $500,000 (see Note 5).

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

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Codification Subtopic 205-40, "Presentation of Financial Statements - Going Concern," the Company has until February 3, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 3, 2023.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2021 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for period ended December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Accordingly, offering costs totaling $12,630,102 (consisting of $4,399,992 in underwriting fees, $7,699,986 in deferred underwriters' discount, and $530,124 other offering expenses) have been allocated to the separable financial instruments issued

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $794,263 have been expensed and presented as non-operating expenses in the statements of operations and offering costs of $11,835,839 associated with the Class A common stock and Private Placement Warrants were initially charged to temporary equity and then accreted to Class A common stock subject to redemption upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,399,972 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company , except for the 717,390 founder shares in March 31, 2021 which are no longer subject to forfeiture and thus included for dilutive purposes.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,318,138	$579,535	$7,384,925	$2,775,684
Denominator:
Weighted average shares outstanding	21,999,960	5,499,990	13,933,308	5,236,947
Basic and diluted net income per common share	$0.11	$0.11	$0.53	$0.53

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3—INITIAL PUBLIC OFFERING

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

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,399,992 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,399,992 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants (see Note 9) and the purchase of $1.00 per share, the Company recorded a charge of approximately $1.5 million as of the date of the Private Placement which is included in the condensed statement of operations for the period ended March 31, 2021.

NOTE 5—RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company agreed, commencing on January 28, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 and $20,000 of such fees, respectively.

Promissory Note—Related Party

On September 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and is payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

NOTE 7—STOCKHOLDER’S EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 21,999,960 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,499,990 shares of Class B common stock issued and outstanding.

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

NOTE 8—WARRANTS

As of March 31, 2022 and December 31, 2021, there were 10,999,980 Public Warrants and 6,399,992 Private Placement Warrants outstanding.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

NOTE 9—FAIR VALUE MEASUREMENTS

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $709 and $384 in cash, and $220,171,323 and $220,085,315 in U.S. Treasury Securities, respectively. Through March 31, 2022 and December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December  31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$220,172,032	$220,085,699

Liabilities:
Warrant Liabilities – Public Warrants	1	3,780,693	5,719,000
Warrant Liabilities – Private Placement Warrants	3	2,251,911	3,329,270

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The following assumptions were used to determine the Level 3 fair value measurements:

			Initial
			Measurement
	March 31,	December 31,	February 2,
	2022	2021	2021
Risk-free interest rate	2.42%	1.31%	0.62%
Time to expiration, in Years	5.42	5.54	6.00
Expected volatility	5.3%	10.3%	14.0 - 23.0%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.80	$9.71	$10.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement
	(1)	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 2, 2021	7,871,990	13,529,975	21,401,965
Change in fair value	(4,671,994)	(8,029,985)	(12,701,979)
Fair value as of March 31, 2021	3,199,996	5,499,990	8,699,986
Change in fair value	129,274	—	129,274
Transfer to Level 1	—	(5,499,990)	(5,499,990)
Fair value as of December 31, 2021	3,329,270	—	3,329,270
Change in fair value	(1,077,359)	—	(1,077,359)
Fair value as of March 31, 2022	$2,251,911	—	2,251,911
(1)	As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants and the purchase of $1.00 per share (see Note 4), the Company recorded a charge of approximately $1.5 million as of the date of the private placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in the statement of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $5,499,990. There were no transfer during the three months ended March 31, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had net income of $2,897,673, which consisted of a change in fair value of warrant liabilities of $3,015,666 and interest earned on marketable securities held in the Trust Account of $86,333 offset by operating and formation costs of $204,326.

For the three months ended March 31, 2021, we had net income of $10,160,609, which consisted of a change in fair value of warrant liabilities of $12,701,979 and interest earned on marketable securities held in the Trust Account of $25,252 offset by operating and formation costs of $300,361, transaction costs allocated to warrant liabilities of $794,263, and a loss on initial issuance of Private Placement Warrants of $1,471,998.

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

For the three months ended March 31, 2022, cash used in operating activities was $281,784. Net income of $2,897,673 was affected by the change in fair value of warrant liabilities of $3,015,666 and interest earned on marketable securities held in the Trust Account of $86,333. Changes in operating assets and liabilities provided $77,458 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $218,879. Net income of $10,160,609 was affected by the change in fair value of warrant liabilities of $12,701,979, a loss on initial issuance of Private Placement Warrants of $1,471,998, transaction costs allocated to warrant liabilities of $794,263 and interest earned on marketable securities held in the Trust Account of $25,252. Changes in operating assets and liabilities provided $87,482 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $220,172,032. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $268,255. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until February 3, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 3, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity (deficit) section of our condensed balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

EQ HEALTH ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Scott Ellyson
	Name:	Scott Ellyson
	Title:	Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)