Form 10-Q
period 2022-09-30
EQ Health Acquisition Corp.
filed 2022-11-14
CIK 1826729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 21,999,960 shares of Class A common stock, $0.0001 par value, and 5,499,990 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EQ HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$301,752	$50,039
Prepaid expenses	103,277	236,915
Total Current Assets	405,029	286,954

Non-current prepaid expenses	—	19,673
Marketable securities held in Trust Account	221,140,021	220,085,699
TOTAL ASSETS	$221,545,050	$220,392,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,005,277	$1,995,342
Accrued offering costs	—	35,000
Income taxes payable	248,468	—
Promissory note — related party	600,000	—
Total Current Liabilities	1,853,745	2,030,342

Warrant liabilities	1,391,997	9,048,270
Deferred underwriting fee payable	7,699,986	7,699,986
TOTAL LIABILITIES	10,945,728	18,778,598

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption 21,999,960 shares at redemption value of $10.04 and $10.00 per share, respectively, at September 30, 2022 and December 31, 2021	220,934,315	219,999,600

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,499,990 shares issued and outstanding, at September 30, 2022 and December 31, 2021	550	550
Additional paid-in capital	—	—
Accumulated deficit	(10,335,543)	(18,386,422)
Total Stockholders’ Deficit	(10,334,993)	(18,385,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$221,545,050	$220,392,326

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$205,986	$690,250	$640,033	$2,814,320
Loss from operations	(205,986)	(690,250)	(640,033)	(2,814,320)

Other income (expense):
Reduction in liabilities	770,000	—	770,000	—
Interest earned on marketable securities held in Trust Account	1,083,243	48,488	1,447,822	58,464
Unrealized loss on marketable securities held in Trust Account	—	(31,813)	—	(7,302)
Change in fair value of warrant liabilities	250,970	2,256,826	7,656,273	11,304,811
Transaction costs allocated to warrant liabilities	—	—	—	(794,263)
Loss on initial issuance of Private Placement Warrants	—	—	—	(1,471,998)
Other income (expense), net	2,104,213	2,273,501	9,874,095	9,089,712

Income before provision for income taxes	1,898,227	1,583,251	9,234,062	6,275,392
Provision for income taxes	(246,941)	—	(248,468)	—
Net income	$1,651,286	$1,583,251	$8,985,594	$6,275,392

Weighted average shares outstanding of Class A common stock	21,999,960	21,999,960	21,999,960	19,340,624
Basic and diluted net income per share, Class A common stock	$0.06	$0.06	$0.33	$0.25
Weighted average shares outstanding of Class B common stock	5,499,990	5,499,990	5,499,990	5,413,273
Basic and diluted net income per share, Class B common stock	$0.06	$0.06	$0.33	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance - January 1, 2022	—	$—	5,499,990	$550	$—	$(18,386,422)	$(18,385,872)

Net income	—	—	—	—	—	2,897,673	2,897,673

Balance - March 31, 2022	—	$—	5,499,990	$550	$—	$(15,488,749)	$(15,488,199)

Net income	—	—	—	—	—	4,436,636	4,436,636

Balance – June 30, 2022	—	$—	5,499,990	$550	$—	$(11,052,114)	$(11,051,564)

Accretion of Class A Common Stock Subject to Redemption	—	—	—	—	—	(934,715)	(934,715)

Net income	—	—	—	—	—	1,651,286	1,651,286

Balance – September 30, 2022	—	$—	5,499,990	$550	$—	$(10,335,543)	$(10,334,993)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance — January 1, 2021	—	—	5,499,990	550	24,450	(1,000)	24,000

Accretion of Class A Common Stock Subject to Possible Redemption	—	—	—	—	(24,450)	(25,341,365)	(25,365,815)

Net income	—	—	—	—	—	10,160,609	10,160,609

Balance — March 31, 2021	—	$—	5,499,990	$550	$—	$(15,181,756)	$(15,181,206)

Net loss	—	—	—	—	—	(5,468,468)	(5,468,468)

Balance — June 30, 2021	—	$—	5,499,990	$550	$—	$(20,650,224)	$(20,649,674)

Net income	—	—	—	—	—	1,583,251	1,583,251

Balance — September 30, 2021	—	$—	5,499,990	$550	$—	$(19,066,973)	$(19,066,423)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQ HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,985,594	$6,275,392
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,656,273)	(11,304,811)
Loss on initial issuance of Private Placement Warrants	—	1,471,998
Interest earned on marketable securities held in Trust Account	(1,447,822)	(58,464)
Unrealized gain on marketable securities held in Trust Account	—	7,302
Transaction costs allocated to warrant liabilities	—	794,263
Changes in operating assets and liabilities:
Prepaid expenses	153,311	(218,128)
Accounts payable and accrued expenses	(1,025,065)	2,295,641
Income taxes payable	248,468	—
Net cash used in operating activities	(741,787)	(736,807)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(219,999,600)
Cash withdrawn from Trust Account to pay franchise and income taxes	393,500	—
Net cash provided by (used in) investing activities	393,500	(219,999,600)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	215,599,607
Proceeds from sale of Private Placement Warrants	—	6,399,992
Proceeds from promissory note - related party	600,000	—
Repayment of promissory note - related party	—	(50,000)
Payment of offering costs	—	(442,024)
Net cash provided by financing activities	600,000	221,507,575

Net Change in Cash	251,713	771,168
Cash - Beginning of period	50,039	21,900
Cash - End of period	$301,752	$793,068

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$35,000
Accretion of Class A common stock subject to possible redemption	$934,715	25,365,815
Deferred underwriting fee payable	$—	7,699,986

The accompanying notes are an integral part of the unaudited condensed financial statements

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period September 2, 2020 (inception) through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), as described below, and identifying a target company for a Business Combination.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Going Concern

As of September 30, 2022, the Company had $301,752 in its operating bank accounts and a working capital deficit of $1,243,010 (excluding $205,706 of trust earnings that can be used for reimbursement and payment of franchise and income taxes).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $150,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on February 2, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of September 30, 2022, there were no amounts outstanding under the Working Capital Loan.

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

On February 25, 2022, the Company entered into a non-interest bearing Promissory Note with the Sponsor for a principal of $500,000. On August 24, 2022, the Company entered into an additional non-interest bearing Promissory Note with the Sponsor for a principal amount up to $125,000 (see Note 5).

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

SEPTEMBER 30, 2022

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for period ended December 31, 2022 or for any future periods.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$219,999,600
Less:
Proceeds allocated to Public Warrants	(13,529,975)
Class A common stock issuance costs	(11,835,840)
Plus:
Accretion of carrying value to redemption value	25,365,815
Class A common stock subject to possible redemption as of December 31, 2021	219,999,600
Plus:
Accretion of carrying value to redemption value	934,715
Class A common stock subject to possible redemption as of September 30, 2022	$220,934,315

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 13.01% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.69% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,399,972 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company, except for the 717,390 founder shares in September 30, 2021 which are no longer subject to forfeiture and thus included for dilutive purposes.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,321,029	$330,257	$1,266,601	316,650	$7,188,476	$1,797,119	$4,903,066	$1,372,326
Denominator:
Basic and diluted weighted average shares outstanding	21,999,960	5,499,990	21,999,960	5,499,990	21,999,960	5,499,990	19,340,624	5,413,273
Basic and diluted net income per common share	$0.06	$0.06	$0.06	$0.06	$0.33	$0.33	$0.25	$0.25

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,399,992 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,399,992 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants (see Note 9) and the purchase of $1.00 per share, the Company recorded a charge of approximately $1.5 million as of the date of the Private Placement which is included in the condensed statement of operations for the nine-month period ended September 30, 2021.

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

Administrative Services Agreement

The Company agreed, commencing on January 28, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

administrative services. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 of such fees, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 of such fees, respectively.

Promissory Note—Related Party

On September 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and is payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $90,000 was repaid at the closing of the Initial Public Offering on February 2, 2021. Borrowings under the Promissory Note are no longer available.

On February 25, 2022, the Company entered into a non-interest bearing Promissory Note with the Sponsor for a principal of $500,000. The Promissory Note is payable on the earlier of (i) January 28, 2023 and (ii) the consummation of a Business Combination. The principal balance may be prepaid at any time. On August 24, 2022, the Company entered into a non-interest bearing Promissory Note with the Sponsor for a principal of $125,000. The Promissory Note is payable on the earlier of (i) January 28, 2023 and (ii) the consummation of a Business Combination. The principal balance may be prepaid at any time. As of September 30, 2022, a principal balance of $600,000 has been advanced.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 7—STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 21,999,960 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,499,990 shares of Class B common stock issued and outstanding.

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

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8—WARRANTS

As of September 30, 2022 and December 31, 2021, there were 10,999,980 Public Warrants and 6,399,992 Private Placement Warrants outstanding.

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $260 and $384 in cash, and $221,139,761 and $220,085,315 in U.S. Treasury Securities, respectively. Through September 30, 2022 and December 31, 2021, the Company has withdrawn $393,500 and $0 of interest earned on the Trust Account.

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$221,140,021	$220,085,699

Liabilities:
Warrant Liabilities – Public Warrants	1	879,998	5,719,000
Warrant Liabilities – Private Placement Warrants	3	511,999	3,329,270

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

The following assumptions were used to determine the Level 3 fair value measurements:

			Initial
			Measurement
	September 30,	December 31,	February 2,
	2022	2021	2021
Risk-free interest rate	4.04%	1.31%	0.62%
Time to expiration, in Years	5.00	5.54	6.00
Expected volatility	N/A %	10.3%	14.0 - 23.0%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.88	$9.71	$10.00

EQ HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 2, 2021	7,871,990	13,529,975	21,401,965
Change in fair value	(4,671,994)	(8,029,985)	(12,701,979)
Transfer to Level 1	—	(5,499,990)	(5,499,990)
Fair value as of March 31, 2021	3,199,996	—	3,199,996
Change in fair value	1,343,998	—	1,343,998
Fair value as of June 30, 2021	4,543,994	—	4,543,994
Change in fair value	(825,728)	—	(825,728)
Fair value as of September 30, 2021	3,718,266	—	3,718,266
Change in fair value	(388,996)	—	(388,996)
Fair value as of December 31, 2021	3,329,270	—	3,329,270
Change in fair value	(1,077,359)	—	(1,077,359)
Fair value as of March 31, 2022	2,251,911	—	2,251,911
Change in fair value	(1,644,042)	—	(1,644,042)
Fair value as of June 30, 2022	607,869	—	607,869
Change in fair value	(95,870)	—	(95,870)
Fair value as of September 30, 2022	$511,999	—	511,999
(1)	As a result of the difference in fair value of $1.23 per share of the Private Placement Warrants and the purchase of $1.00 per share (see Note 4), the Company recorded a charge of approximately $1.5 million as of the date of the private placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in the statement of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $5,499,990. There were no transfer during the three and nine months ended September 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net income of $1,651,286, which consisted of a change in fair value of warrant liabilities of $250,970, reduction in liabilities of $770,000 and interest earned on marketable securities held in the Trust Account of $1,083,243 offset by operating and formation costs of $205,986 and provision for income taxes of $246,941.

For the nine months ended September 30, 2022, we had net income of $8,985,594, which consisted of a change in fair value of warrant liabilities of $7,656,273, reduction in liabilities of $770,000 and interest earned on marketable securities held in the Trust Account of $1,447,822 offset by operating and formation costs of $640,033 and provision for income taxes of $248,468.

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

For the nine months ended September 30, 2022, cash used in operating activities was $741,787. Net income of $8,985,594 was affected by the change in fair value of warrant liabilities of $7,656,273 and interest earned on marketable securities held in the Trust Account of $1,447,822. Changes in operating assets and liabilities used $623,286 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $736,807. Net income of $6,275,392 was affected by the change in fair value of warrant liabilities of $11,304,811, a loss on initial issuance of Private Placement Warrants of $1,471,998, transaction costs allocated to warrant liabilities of $794,263, interest earned on marketable securities held in the Trust Account of $58,464 and an unrealized loss on marketable securities held in our Trust Account of $7,302. Changes in operating assets and liabilities provided $2,077,513 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $221,140,021. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $301,752. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 25, 2022, the Company entered into a non-interest bearing promissory note with the sponsor for a principal of $500,000 “the Sponsor Loan.” The promissory note under the Sponsor Loan is payable on the earlier of (i) January 28, 2023 and (ii) the consummation of a Business Combination. The principal balance may be prepaid at any time. On August 24, 2022, the Company entered into an additional non-interest bearing Promissory Note with the Sponsor for a principal of $125,000. The Promissory Note is payable on the earlier of (i) January 28, 2023 and (ii) the consummation of a Business Combination. The principal balance may be prepaid at any time. As of September 30, 2022, a principal balance of $600,000 has been advanced.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

EQ HEALTH ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Scott Ellyson
	Name:	Scott Ellyson
	Title:	Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)